Form 10-Q
period 2021-06-30
Altimar Acquisition Corp. III
filed 2021-08-12
CIK 1841004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-40149
________________________________
ALTIMAR ACQUISITION CORP. III
(Exact name of registrant as specified in its charter)
________________________________

Cayman Islands	98-1576586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
40 West 57th Street
33rd Floor
New York, New York 10019
(Address of principal executive offices, including zip code)
(212) 287-6767
(Registrant’s telephone number, including area code)
________________________________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of August 12, 2021, 15,525,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), and 3,881,250 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” or the “Founder Shares”), were issued and outstanding.

ALTIMAR ACQUISITION CORP. III
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended June 30, 2021 and the Period from January 11, 2021 (Inception) through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity for the Period from January 11, 2021 (Inception) through June 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from January 11, 2021 (Inception) through June 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ALTIMAR ACQUISITION CORP. III
CONDENSED BALANCE SHEET

June 30, 2021
(Unaudited)
ASSETS
Current assets
Cash	$1,371,642
Prepaid expenses	911,132
Total current assets	2,282,774
Investments held in the Trust Account	155,252,930
TOTAL ASSETS	$157,535,704
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities—accrued expenses	$150,062
Warrant liability	12,150,523
Deferred underwriting fee payable	5,433,750
Total liabilities	17,734,335
Commitments and Contingencies	—
Class A Ordinary Shares subject to possible redemption—13,480,136 shares at $10.00 per share redemption value	134,801,360
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 2,044,864 shares issued and outstanding (excluding 13,480,136 shares subject to possible redemption)	204
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 3,881,250 shares issued and outstanding	388
Additional paid-in capital	8,384,806
Accumulated deficit	(3,385,389)
Total shareholders’ equity	5,000,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$157,535,704
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. III
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Period from January 11, 2021 (inception) through June 30, 2021
	(Unaudited)	(Unaudited)
Operating and formation costs	$355,798	$447,612
(Loss) from operations	(355,798)	(447,612)
Other income (expense)
Interest earned on investments held in the Trust Account	2,360	2,930
Transaction costs allocated to the Warrants	—	(208,936)
Change in fair value of warrant liability	(2,687,005)	(2,731,771)
Other expense, net	(2,684,645)	(2,937,777)
Net loss	$(3,040,443)	$(3,385,389)
Weighted average shares outstanding, redeemable Class A Ordinary Shares	15,525,000	15,525,000
Basic and diluted net income per share, redeemable Class A Ordinary Shares	$—	$—
Weighted average shares outstanding, Class B Ordinary Shares	3,881,250	3,723,615
Basic and diluted net loss per share, Class B Ordinary Shares	$(0.78)	$(0.91)
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. III
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 11, 2021	—	$—	—	$—	$—	$—	$—
Issuance of the Class B Ordinary Shares to the Sponsor	—	—	3,881,250	388	24,612	—	25,000
Sale of 15,525,000 Units, net of underwriting discounts, offering expenses, initial fair value of the Public Warrants and transaction costs allocated to warrant liability	15,525,000	1,553	—	—	143,147,063	—	143,148,616
Contribution in excess of fair value on sale of the Private Placement Warrants	—	—	—	—	13,142	—	13,142
Class A Ordinary Shares subject to possible redemption	(13,784,181)	(1,379)	—	—	(137,840,431)	—	(137,841,810)
Net loss	—	—	—	—	—	(344,946)	(344,946)
Balance—March 31, 2021	1,740,819	174	3,881,250	388	5,344,386	(344,946)	5,000,002
Change in value of Class A Ordinary Shares subject to possible redemption	304,045	30	—	—	3,040,420	—	3,040,450
Net loss	—	—	—	—	—	(3,040,443)	(3,040,443)
Balance—June 30, 2021	2,044,864	$204	3,881,250	$388	$8,384,806	$(3,385,389)	$5,000,009
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. III
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

Cash flows from operating activities
Net loss	$(3,385,389)
Adjustments to reconcile net loss to net cash used in operating activities
Formation cost paid by the Sponsor in exchange for issuance of the Founder Shares	5,000
Interest earned on investments held in the Trust Account	(2,930)
Transaction costs allocated to the Warrants	208,936
Change in fair value of warrant liability	2,731,771
Changes in operating assets and liabilities
Prepaid expenses	(911,132)
Accrued expenses	150,062
Net cash used in operating activities	(1,203,682)
Cash flows from investing activities
Investment of cash in the Trust Account	(155,250,000)
Net cash used in investing activities	(155,250,000)
Cash flows from financing activities
Proceeds from sale of the Units, net of underwriting discounts paid	152,145,000
Proceeds from sale of the Private Placement Warrants	6,105,000
Repayment of the Promissory Note—related party	(43,101)
Payment of offering costs	(381,575)
Net cash provided by financing activities	157,825,324
Net change in cash	1,371,642
Cash—beginning of period	—
Cash—end of period	$1,371,642
Non-cash investing and financing activities
Offering costs paid by the Sponsor in exchange for issuance of the Founder Shares	$20,000
Offering costs paid through the Promissory Note	$43,101
Initial classification of Class A Ordinary Shares subject to possible redemption	$137,972,820
Change in value of Class A Ordinary Shares subject to possible redemption	$(3,171,460)
Deferred underwriting fee payable	$5,433,750
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through June 30, 2021 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) which is described below and, subsequent to the completion of the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Registration Statement on Form S-1 (File No. 333-252570) (the “Registration Statement”) for the Initial Public Offering was declared effective on March 3, 2021. On March 8, 2021, the Company consummated the Initial Public Offering of 15,525,000 units (the “Units” and, with respect to the Class A Ordinary Shares and the warrants included in the Units, the “Public Shares” and the “Public Warrants,” respectively), which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,025,000 Units, at $10.00 per Unit, generating gross proceeds of $155,250,000, as described in Note 3.
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

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the U.S. Securities and Exchange Commission’s (the “SEC”) “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting, or such other vote as required by applicable law or stock exchange rules. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares (as defined below) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, the Public Shareholders may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case, net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party that executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters in the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
The interim results for the period from January 11, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, among others, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021, the Company held $155,252,930 in a money market fund in the Trust Account.
Offering Costs
Offering costs consist of legal, accounting and underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $8,983,426, of which $8,774,490 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $208,936 were expensed on the condensed statement of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 13,480,136 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
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
For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was determined using the closing price of the Public

Warrants, and the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation approach (see Note 9).
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income (Loss) per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the inclusion of the Public Warrants and the Private Placement Warrants would be anti-dilutive because of the contingency associated with them.
The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A Ordinary Shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Ordinary Shares outstanding since original issuance. Net loss per share, basic and diluted, for the Class B Ordinary Shares is calculated by dividing the net loss, adjusted for income attributable to redeemable Class A Ordinary Shares, by the weighted average number of Class B Ordinary Shares outstanding for the period. Class B Ordinary Shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	For the Period from January 11, 2021 (inception) through June 30, 2021
Redeemable Class A Ordinary Shares
Numerator—earnings allocable to redeemable Class A Ordinary Shares
Interest income	$2,360	$2,930
Net earnings	$2,360	$2,930
Denominator—weighted average redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, basic and diluted	15,525,000	15,525,000
Earnings / basic and diluted redeemable Class A Ordinary Shares	$0.00	$0.00
Class B Ordinary Shares
Numerator—net loss minus redeemable net earnings
Net loss	$(3,040,443)	$(3,385,389)
Redeemable net earnings	(2,360)	(2,930)
Net loss	$(3,042,803)	$(3,388,319)
Denominator—weighted average Class B Ordinary Shares
Class B Ordinary Shares, basic and diluted	3,881,250	3,723,615
Loss / basic and diluted Class B Ordinary Shares	$(0.78)	$(0.91)
For the three months ended June 30, 2021 and the period from January 11, 2021 (inception) through June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature, except for the warrant liability (see Note 9).
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update No. 2020-6, ”Debt—Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-6”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-6 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-6 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-6 effective as of January 1, 2021. The adoption of ASU 2020-6 did not have an impact on the Company’s financial statements as the Company did not hold convertible instruments prior to January 1, 2021.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING
The Company sold 15,525,000 Units in the Initial Public Offering, which includes a full exercise by the underwriters of their over-allotment option in the amount of 2,025,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share and one-fourth of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per Class A Ordinary Share (see Note 8).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering and the underwriters’ full exercise of their over-allotment option, the Sponsor purchased an aggregate of 6,105,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,105,000 in a private placement transaction. Each Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at a price of $11.50 per Class A Ordinary Share, subject to adjustment (see Note 8). A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 3, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a sum of $10,000 per month for office space and secretarial and administrative services. For the three months ended June 30, 2021 and the period from January 11, 2021 (inception) through June 30, 2021, the Company incurred $30,000 and $40,000, respectively, in fees for these services, of which $10,000 is included in current liabilities — accrued expenses in the accompanying condensed balance sheet.
Promissory Note—Related Party
On January 15, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $43,101 was repaid at the closing of the Initial Public Offering on March 8, 2021, at which point the Promissory Note was no longer available to the Company.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the COVID-19 pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares—The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each Class A Ordinary Share. As of June 30, 2021, there were 2,044,864 Class A Ordinary Shares issued and outstanding, excluding 13,480,136 Class A Ordinary Shares subject to possible redemption.
Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class B Ordinary Shares are entitled to one vote for each Class B Ordinary Shares. As of June 30, 2021, there were 3,881,250 Class B Ordinary Shares issued and outstanding.

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
The Class B Ordinary Shares will automatically convert into the Class A Ordinary Shares at the time of a Business Combination, or earlier at the option of the holders thereof, at a ratio such that the number of the Class A Ordinary Shares issuable upon conversion of all of the Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of the Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding the Class A Ordinary Shares or equity-linked securities exercisable for or convertible into the Class A Ordinary Shares issued, deemed issued or to be issued to any seller of an interest in the target to the Company in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of the Working Capital Loans. In no event will the Class B Ordinary Shares convert into the Class A Ordinary Shares at a rate of less than one-to-one.
NOTE 8. WARRANT LIABILITY
As of June 30, 2021, there were 3,881,250 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the Public Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the Public Warrants expire or are redeemed, as specified in the warrant agreement; provided, however, that, if the Class A Ordinary Shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement for the registration, under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the Public Warrants, but the Company will use its commercially reasonable efforts to register or qualify for sale the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants is not effective by the 60th day after the closing of a Business Combination, holders of Public Warrants may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of the Warrants when the price per Class A Ordinary Share equals or exceeds $18.00 Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described with respect to the Private Placement Warrants):
•in whole and not in part;

•at a price of $0.01 per Warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each holder of the Warrant; and
•if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the holders of the Warrants.
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
Redemption of the Warrants when the price per Class A Ordinary Share equals or exceeds $10.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:
•in whole and not in part;
•at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption; provided, however, that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A Ordinary Shares; and
•if, and only if, the closing price of the Class A Ordinary Shares equal or exceeds $10.00 per Class A Ordinary Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption of the holders of the Warrants.
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
As of June 30, 2021, there were 6,105,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects the Company’s management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
•Level 1—Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2— Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
•Level 3— Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
As of June 30, 2021, assets held in the Trust Account were comprised of $155,252,930 in money market funds, which are invested primarily in U.S. Treasury securities.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Investments held in the Trust Account	1	$155,252,930
Liabilities:
Warrant liability—Public Warrants	1	$4,289,069
Warrant liability—Private Placement Warrants	3	$7,861,454
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the accompanying condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.
The Warrants were initially valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement for which there are uncertainties involved. If factors or assumptions change, the estimated fair values could be materially different. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the closing date of the Initial Public Offering was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. As of June 30, 2021, the Public Warrants have detached from the Units and the Public Warrants were moved from Level 3 to Level 1. For periods subsequent to the detachment, the closing price of the Public Warrants will be used as the fair value as of each relevant date.
The following table provides quantitative information regarding Level 3 fair value measurements:

As of June 30, 2021
Stock price	$9.19
Strike price	$11.50
Term (in years)	5.0
Volatility	40.0
Risk-free rate	1.06
Dividend yield	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of March 8, 2021	$6,091,858	$3,326,894	$9,418,752
Change in valuation inputs or other assumptions	1,769,596	962,175	2,731,771
Fair value as of June 30, 2021	7,861,454	4,289,069	12,150,523
Fair value of the Warrants transferred out of Level 3	—	(4,289,069)	(4,289,069)
Fair value of Level 3 warrant liabilities as of June 30, 2021	7,861,454	—	7,861,454

NOTE 10. SUBSEQUENT EVENTS
Effective as of July 14, 2021, a member of the Company’s board of directors entered into an employment agreement with HPS Investment Partners, LLC, an affiliate of the Sponsor, and, as a result, ceased to be “independent,” as defined in the listing standards of the New York Stock Exchange. Such member of the Company’s board of directors resigned from the Company’s nominating committee and compensation committee effective as of July 14, 2021 as a result of ceasing to be “independent.”
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
Overview
We are a blank check company incorporated in the Cayman Islands on January 11, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our share capital, debt or a combination of cash, share capital and debt.
We expect to continue to incur significant costs in the pursuit of a Business Combination. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues through June 30, 2021. All activity for the period from January 11, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $3,040,443, which consists of operating costs of $355,798 and a change in the fair value of warrant liability of $2,687,005, offset by interest income on investments held in the Trust Account of $2,360.
For the period from January 11, 2021 (inception) through June 30, 2021, we had a net loss of $3,385,389, which consists of operating costs of $447,612, transaction costs allocated to the Warrants of $208,936 and a change in the fair value of warrant liability of $2,731,771, offset by interest income on investments held in the Trust Account of $2,930.
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
For the period from January 11, 2021 (inception) through June 30, 2021, cash used in operating activities was $1,203,682. Net loss of $3,385,389 was affected by formation costs paid by the Sponsor in exchange for issuance of the Founder Shares of $5,000, a change in the fair value of warrant liability of $2,731,771, transaction costs allocated to the Warrants of $208,936 and interest earned on investments held in the Trust Account of $2,930. Changes in operating assets and liabilities used $761,070 of cash for operating activities.
As of June 30, 2021, we had investments held in the Trust Account of $155,252,930 (including $2,930 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had cash of $1,371,642 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may, but are not obligated to, loan the Company funds as may be required. If we complete a Business Combination, we would repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrant.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of the Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
Off-Balance Sheet Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.
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
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the critical accounting policies set forth below.
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
For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was determined using the closing price of the Public Warrants, and the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation approach.
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
Net Income (Loss) Per Ordinary Share
We apply the two-class method in calculating net income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A Ordinary Shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Ordinary Shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B Ordinary Shares is calculated by dividing the net loss, adjusted for income attributable to redeemable Class A Ordinary Shares, by the weighted average number of Class B Ordinary Shares outstanding for the period.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update No. 2020-6, “Debt—Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-6 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-6 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-6 effective as of January 1, 2021. The adoption of ASU 2020-6 did not have an impact on our financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to our revision of our March 8, 2021 audited balance sheet (the “Revision”) to reclassify the Warrants as derivative liabilities instead of as components of equity as described in Note 2 to the condensed financial statements for the period from January 11, 2021 (inception) through March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the period from January 11, 2021 (inception) through March 31, 2021 as filed with the SEC on June 1, 2021 (the “March 2021 Quarterly Report”), a material weakness existed and our disclosure controls and procedures were not effective.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

Except as described below, there was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness identified and the related Revision described in Note 2 to the condensed financial statements for the period from January 11, 2021 (inception) through March 31, 2021 included in the March 2021 Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our principal executive officer and our principal financial and accounting officer performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for the Public Warrants and the Private Placement Warrants. In addition, our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement in internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement and the March 2021 Quarterly Report. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2021. Unregistered sales of equity securities and use of proceeds during the period from January 11, 2021 (inception) though March 31, 2021 are set forth in the March 2021 Quarterly Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIMAR ACQUISITION CORP. III

Date: August 12, 2021	By:	/s/ Tom Wasserman
Name: Tom Wasserman
Title: Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: August 12, 2021	By:	/s/ Wendy Lai
Name: Wendy Lai
Title: Chief Financial Officer (Principal Financial Officer)