Form 10-Q
period 2021-09-30
Altimar Acquisition Corp. III
filed 2021-11-10
CIK 1841004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of November 10, 2021, 15,525,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), and 3,881,250 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” or the “Founder Shares”), were issued and outstanding.

ALTIMAR ACQUISITION CORP. III
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
PART I. FINANCIAL INFORMATION
Item 1. Interim Condensed Financial Statements	1
Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2021 and the Period from January 11, 2021 (Inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Period from January 11, 2021 (Inception) through September 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from January 11, 2021 (Inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Condensed Financial Statements.
ALTIMAR ACQUISITION CORP. III
CONDENSED BALANCE SHEET
(UNAUDITED)

September 30, 2021
ASSETS
Current assets
Cash	$1,210,184
Prepaid expenses	795,102
Total current assets	2,005,286
Investments held in the Trust Account	155,255,316
TOTAL ASSETS	$157,260,602
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities—accrued expenses	$194,238
Warrant liability	11,317,081
Deferred underwriting fee payable	5,433,750
Total liabilities	16,945,069
Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption—15,525,000 shares at $10.00 per share redemption value	155,250,000
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 3,881,250 shares issued and outstanding	388
Additional paid-in capital	—
Accumulated deficit	(14,934,855)
Total shareholders’ equity (deficit)	(14,934,467)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$157,260,602
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. III
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Period from January 11, 2021 (inception) through September 30, 2021
Operating and formation costs	$321,664	$769,276
(Loss) from operations	(321,664)	(769,276)
Other income (expense)
Interest earned on investments held in the Trust Account	2,386	5,316
Transaction costs allocated to the Warrants	—	(208,936)
Change in fair value of warrant liability	833,442	(1,898,329)
Other income (expense), net	835,828	(2,101,949)
Net income (loss)	$514,164	$(2,871,225)
Weighted average shares outstanding, redeemable Class A Ordinary Shares	15,525,000	12,408,012
Basic and diluted net income (loss) per share, redeemable Class A Ordinary Shares	$0.03	$(0.18)
Weighted average shares outstanding, Class B Ordinary Shares	3,881,250	3,779,609
Basic and diluted net income (loss) per share, Class B Ordinary Shares	$0.03	$(0.18)
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. III
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Surplus (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 11, 2021	—	$—	—	$—	$—	$—	$—
Issuance of the Class B Ordinary Shares to the Sponsor	—	—	3,881,250	388	24,612	—	25,000
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(24,612)	(12,063,630)	(12,088,242)
Net loss	—	—	—	—	—	(3,385,389)	(3,385,389)
Balance—June 30, 2021	—	—	3,881,250	388	—	(15,449,019)	(15,448,631)
Net income	—	—	—	—	—	514,164	514,164
Balance—September 30, 2021	—	$—	3,881,250	$388	$—	$(14,934,855)	$(14,934,467)
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. III
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash flows from operating activities
Net loss	$(2,871,225)
Adjustments to reconcile net loss to net cash used in operating activities
Formation cost paid by the Sponsor in exchange for issuance of the Founder Shares	5,000
Interest income on investments held in the Trust Account	(5,316)
Transaction costs allocated to the Warrants	208,936
Change in fair value of warrant liability	1,898,329
Changes in operating assets and liabilities
Prepaid expenses	(795,102)
Accrued expenses	194,238
Net cash used in operating activities	(1,365,140)
Cash flows from investing activities
Investment of cash in the Trust Account	(155,250,000)
Net cash used in investing activities	(155,250,000)
Cash flows from financing activities
Proceeds from sale of the Units, net of underwriting discounts paid	152,145,000
Proceeds from sale of the Private Placement Warrants	6,105,000
Repayment of the Promissory Note—related party	(43,101)
Payment of offering costs	(381,575)
Net cash provided by financing activities	157,825,324
Net change in cash	1,210,184
Cash—beginning of period	—
Cash—end of period	$1,210,184
Non-cash investing and financing activities
Offering costs paid by the Sponsor in exchange for issuance of the Founder Shares	$20,000
Offering costs paid through the Promissory Note	$43,101
Deferred underwriting fee payable	$5,433,750
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through September 30, 2021 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) which is described below and, subsequent to the completion of the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
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

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
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

NOTE 1A. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, , management determined it should revise its previously reported condensed financial statements. The Company had previously determined the Class A Ordinary Shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A Ordinary Shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management has also determined that the Class A Ordinary Shares issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management has concluded that the redemption value should include all the Class A Ordinary Shares subject to possible redemption, resulting in the Class A Ordinary Shares subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was not material to any previously presented financial statements. Therefore, the Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A Ordinary Shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and the Class A Ordinary Shares.

In connection with the change in presentation for the Class A Ordinary Shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A Ordinary Shares and Class B Ordinary Shares. The presentation contemplates a Business Combination as the most likely outcome, in which case, both the Class A Ordinary Shares and the Class B Ordinary Shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities, or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Balance Sheet as of March 8, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A Ordinary Shares subject to possible redemption	137,972,818	17,277,182	155,250,000
Class A Ordinary Shares	173	(173)	—
Additional paid-in capital	5,213,379	(5,213,379)	—
Accumulated deficit	(213,935)	(12,063,630)	(12,277,565)
Total shareholders' equity (deficit)	5,000,005	(17,277,182)	(12,277,177)
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
The interim results for the period from January 11, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Making estimates requires the Company’s management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which the Company’s management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, the Company held $155,255,316 in a money market fund in the Trust Account.
Offering Costs
Offering costs consist of legal, accounting and underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $8,983,426, of which $8,774,490 were charged to Class A Ordinary Shares subject to possible redemption upon the completion of the Initial Public Offering and $208,936 were expensed on the condensed statement of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, 15,525,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts carrying value of the redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital and accumulated deficit.
At September 30, 2021, the Class A Ordinary Shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$155,250,000
Plus / (less) adjustments to carrying value:
Proceeds allocated to the Public Warrants	(3,326,894)
Class A Ordinary Shares issuance costs	(8,774,490)
Proceeds allocated to the Private Placement Warrants	13,142
Plus:
Accretion of carrying value to redemption value	12,088,242
Class A Ordinary Shares subject to possible redemption	$155,250,000

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
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
For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was determined using the closing price of the Public Warrants, and the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation approach (see Note 9).
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of ordinary shares.
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the Warrants is contingent upon the occurrence of future events. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended Three Months Ended September 30, 2021	For the Period from January 11, 2021 (inception) through September 30, 2021
Redeemable Class A Ordinary Shares
Numerator:
Allocation of net income (loss)	$411,331	$(2,200,830)
Denominator:
Basic and diluted weighted average shares outstanding	15,525,000	12,408,012
Basic and diluted net income (loss) per share	$0.03	$(0.18)

Class B Ordinary Shares
Numerator:
Allocation of net income (loss)	$102,833	$(670,395)
Denominator:
Basic and diluted weighted average shares outstanding	3,881,250	3,779,609
Basic and diluted net income (loss) per share	$0.03	$(0.18)
For the three months ended September 30, 2021 and the period from January 11, 2021 (inception) through September 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.
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
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, ”Debt—Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed financial statements as the Company did not hold convertible instruments prior to January 1, 2021.

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On January 15, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 3,593,750 Founder Shares. On January 28, 2021, the Sponsor transferred 10,000 Founder Shares to certain of the Company’s directors, resulting in the Sponsor holding 3,533,750 Founder Shares. On March 3, 2021, the Company effected a stock dividend of 0.08 of one Class B Founder Share for each outstanding Founder Share, resulting in the Sponsor and the Company’s directors collectively holding 3,881,250 Founder Shares. Each of the Company’s directors has waived any right to receive additional Founder Shares in connection with such stock dividend. The Founder Shares included an aggregate of up to 506,250 Founder Shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of the Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on March 8, 2021, the 506,250 Founder Shares are no longer subject to forfeiture.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 3, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a sum of $10,000 per month for office space and secretarial and administrative services. For the three months ended September 30, 2021 and the period from January 11, 2021 (inception) through September 30, 2021, the Company incurred $30,000 and $70,000, respectively, in fees for these services, of which $10,000 is included in current liabilities — accrued expenses in the accompanying condensed balance sheet.

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the COVID-19 pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares—The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each Class A Ordinary Share. As of September 30, 2021, there were none issued and outstanding, excluding 15,525,000 Class A Ordinary Shares subject to possible redemption.
Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class B Ordinary Shares are entitled to one vote for each Class B Ordinary Shares. As of September 30, 2021, there were 3,881,250 Class B Ordinary Shares issued and outstanding.
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
NOTE 8. WARRANT LIABILITY
As of September 30, 2021, there were 3,881,250 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
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

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
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
As of September 30, 2021, there were 6,105,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
•Level 2—Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
•Level 3—Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
As of September 30, 2021, assets held in the Trust Account were comprised of $155,255,316 in money market funds, which are invested primarily in U.S. Treasury securities.

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Investments held in the Trust Account	1	$155,255,316
Liabilities:
Warrant liability—Public Warrants	1	$3,996,343
Warrant liability—Private Placement Warrants	3	$7,320,738
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
The following table provides quantitative information regarding Level 3 fair value measurements:

As of September 30, 2021
Stock price	$9.26
Strike price	$11.50
Term (in years)	5.0
Volatility	40.00%
Risk-free rate	1.13%
Dividend yield	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of March 8, 2021	$6,091,858	$3,326,894	$9,418,752
Change in valuation inputs or other assumptions	1,769,596	962,175	2,731,771
Fair value of Warrants transferred out of Level 3	—	(4,289,069)	(4,289,069)
Fair value of Level 3 warrant liabilities as of June 30, 2021	7,861,454	—	7,861,454
Change in valuation inputs or other assumptions	(540,716)	—	(540,716)
Fair value of Level 3 warrant liabilities as of September 30, 2021	7,320,738	—	7,320,738

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Revision of Previously Issued Financial Statements
During the preparation of the Company's condensed financial statements as of September 30, 2021, management determined it should revise its previously reported condensed financial statements. At the closing of the Company’s Initial Public Offering, the Company determined, it had improperly valued the Class A Ordinary Shares subject to possible redemption. The Company previously determined the Class A Ordinary Shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A Ordinary Shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A Ordinary Shares issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company's control. Therefore, management concluded that the redemption value should include all the Class A Ordinary Shares subject to possible redemption, resulting in the Class A Ordinary Shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A Ordinary Shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and the Class A Ordinary Shares.

In connection with the change in presentation for the Class A Ordinary Shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B Ordinary Shares. The presentation contemplates a Business Combination as the most likely outcome, in which case, both the Class A Ordinary Shares and the Class B Ordinary Shares share pro rata in the income (loss) of the Company.

There has been no change in the Company's total assets, liabilities or operating results.

Results of Operations
We have neither engaged in any operations nor generated any revenues through September 30, 2021. All activity for the period from January 11, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net income of $514,164, which consists of operating costs of $321,664, a decrease in the fair value of warrant liability of $833,442, and interest income on investments held in the Trust Account of $2,386.
For the period from January 11, 2021 (inception) through September 30, 2021, we had a net loss of $2,871,225, which consists of operating costs of $769,276, transaction costs allocated to the Warrants of $208,936 and an increase in the fair value of warrant liability of $1,898,329, offset by interest income on investments held in the Trust Account of $5,316.
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
For the period from January 11, 2021 (inception) through September 30, 2021, cash used in operating activities was $1,365,140. Net loss of $2,871,225 was affected by formation costs paid by the Sponsor in exchange for issuance of the Founder Shares of $5,000, an increase in the fair value of warrant liability of $1,898,329, transaction costs allocated to the Warrants of $208,936 and interest earned on investments held in the Trust Account of $5,316. Changes in operating assets and liabilities used $600,864 of cash for operating activities.
As of September 30, 2021, we had investments held in the Trust Account of $155,255,316 (including $5,316 of interest income) consisting of money market funds, which are invested primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had cash of $1,210,184 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.
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
Off-Balance Sheet Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.
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
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the critical accounting policies set forth below.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times,

Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.
Net Income (Loss) Per Ordinary Share
The Company has two classes of ordinary shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our condensed financial statements.
Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2021. Unregistered sales of equity securities and use of proceeds during the period from January 11, 2021 (inception) though March 31, 2021 are set forth in the March 2021 Quarterly Report.
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

ALTIMAR ACQUISITION CORP. III

Date: November 10, 2021	By:	/s/ Tom Wasserman
Name: Tom Wasserman
Title: Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: November 10, 2021	By:	/s/ Wendy Lai
Name: Wendy Lai
Title: Chief Financial Officer (Principal Financial Officer)