Form 10-K/A
period 2021-12-31
Altimar Acquisition Corp. III
filed 2022-03-08
CIK 1841004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
☐
Indicate by check mark whether the registrant is has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
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

As of March 8, 2022, there were 15,525,000 Class A ordinary shares, $0.0001 par value, and 3,881,250 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.

ALTIMAR ACQUISITION CORP. III

i

EXPLANATORY NOTE

Amendment to Annual Report

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) is being filed solely to correct the date of the Report of Independent Registered Public Accounting Firm. No other changes have been made to Form 10-K as originally filed on March 4, 2022.
ii

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

iii

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
March 8, 2022

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

ALTIMAR ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Item 16. Form 10–K Summary

None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 8th day of March, 2022

ALTIMAR ACQUISITION CORP. III

Date: March 8, 2022	By:	/s/ Tom Wasserman
Name: Tom Wasserman
Title: Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: March 8, 2022	By:	/s/ Wendy Lai
Name: Wendy Lai
Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tom Wasserman	Chief Executive Officer	March 8, 2022
Tom Wasserman	(Principal Executive Officer and Chairman)

/s/ Wendy Lai	President, Chief Financial Officer	March 8, 2022
Wendy Lai	(Principal Financial Officer and Principal Accounting Officer)

/s/ Payne D. Brown	Director	March 8, 2022
Payne D. Brown

/s/ Richard M. Jelinek	Director	March 8, 2022
Richard M. Jelinek

/s/ Roma Khanna	Director	March 8, 2022
Roma Khanna

/s/ Michael Rubenstein	Director	March 8, 2022
Michael Rubenstein

/s/ Vijay K. Sondhi	Director	March 8, 2022
Vijay K. Sondhi

/s/ Michael Vorhaus	Director	March 8, 2022
Michael Vorhaus