Form 10-Q
period 2022-09-30
Altimar Acquisition Corp. III
filed 2022-11-07
CIK 1841004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of November 7, 2022, 15,525,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), and 3,881,250 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” or the “Founder Shares”), were issued and outstanding.

ALTIMAR ACQUISITION CORP. III
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
PART I. FINANCIAL INFORMATION
Item 1. Interim Condensed Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and nine months ended September 30, 2022, three months ended September 30, 2021 and the Period from January 11, 2021 (Inception) through September 30, 2021 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, three months ended September 30, 2021 and for the Period from January 11, 2021 (Inception) through September 30, 2021 (unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and the Period from January 11, 2021 (Inception) through September 30, 2021 (unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Condensed Financial Statements.

ALTIMAR ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$692,521	$1,147,287
Prepaid expenses	251,960	660,875
Total current assets	944,481	1,808,162
Investments held in the Trust Account	155,895,118	155,258,024
TOTAL ASSETS	$156,839,599	$157,066,186
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities—accrued expenses	$218,178	$172,908
Warrant liability	1,273,795	9,871,069
Deferred underwriting fee payable	5,433,750	5,433,750
Total liabilities	6,925,723	15,477,727
Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption—15,525,000 shares at $10.04 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	155,795,118	155,250,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding; excluding 15,525,000 shares subject to possible redemption	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 3,881,250 shares issued and outstanding	388	388
Additional paid-in capital	—	—
Accumulated deficit	(5,881,630)	(13,661,929)
Total shareholders’ deficit	(5,881,242)	(13,661,541)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$156,839,599	$157,066,186
The accompanying notes are an integral part of the condensed financial statements.

ALTIMAR ACQUISITION CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period from January 11, 2021 (inception) through September 30, 2021
Operating and formation costs	$239,956	$321,664	$908,951	$769,276
Loss from operations	(239,956)	(321,664)	(908,951)	(769,276)
Other income (expense)
Interest earned on investments held in the Trust Account	408,288	2,386	637,094	5,316
Transaction costs allocated to the Warrants	—	—	—	(208,936)
Change in fair value of warrant liability	3,124,346	833,442	8,597,274	(1,898,329)
Other income (expense), net	3,532,634	835,828	9,234,368	(2,101,949)
Net income (loss)	$3,292,678	$514,164	$8,325,417	$(2,871,225)
Weighted average shares outstanding, Class A Ordinary Shares	15,525,000	15,525,000	15,525,000	12,408,012
Basic and diluted net income (loss) per share, Class A Ordinary Shares	$0.17	$0.03	$0.43	$(0.18)
Weighted average shares outstanding, Class B Ordinary Shares	3,881,250	3,881,250	3,881,250	3,779,609
Basic and diluted net income (loss) per share, Class B Ordinary Shares	$0.17	$0.03	$0.43	$(0.18)
The accompanying notes are an integral part of the condensed financial statements.

ALTIMAR ACQUISITION CORP. III
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	For the Three and Nine Months Ended September 30, 2022
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	—	3,881,250	388	—	(13,661,929)	(13,661,541)
Net income	—	—	—	—	—	3,598,610	3,598,610
Balance—March 31, 2022	—	$—	3,881,250	$388	$—	$(10,063,319)	$(10,062,931)
Net income	—	—	—	—	—	1,434,129	1,434,129
Balance—June 30, 2022	—	$—	3,881,250	$388	$—	$(8,629,190)	$(8,628,802)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(545,118)	(545,118)
Net income	—	—	—	—	—	3,292,678	3,292,678
Balance—September 30, 2022	—	$—	3,881,250	$388	$—	$(5,881,630)	$(5,881,242)

	For the Three Months Ended September 30, 2021 and the Period from January 11, 2021 (inception) through September 30, 2021
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—January 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to the Sponsor	—	—	3,881,250	388	24,612	—	25,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(24,612)	(12,063,630)	(12,088,242)
Net loss	—	—	—	—	—	(344,946)	(344,946)
Balance—March 31, 2021	—	$—	3,881,250	$388	$—	$(12,408,576)	$(12,408,188)
Net loss	—	—	—	—	$—	(3,040,443)	(3,040,443)
Balance—June 30, 2021	—	$—	3,881,250	$388	$—	$(15,449,019)	$(15,448,631)
Net income	—	—	—	—	$—	514,164	514,164
Balance—September 30, 2021	—	$—	3,881,250	$388	$—	$(14,934,855)	$(14,934,467)

The accompanying notes are an integral part of the condensed financial statements.

ALTIMAR ACQUISITION CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from January 11, 2021 (inception) through September 30, 2021
Cash flows from operating activities
Net income (loss)	$8,325,417	$(2,871,225)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Formation cost paid by the Sponsor in exchange for issuance of the Founder Shares	—	5,000
Interest income on investments held in the Trust Account	(637,094)	(5,316)
Transaction costs allocated to the Warrants	—	208,936
Change in fair value of warrant liability	(8,597,274)	1,898,329
Changes in operating assets and liabilities
Prepaid expenses	408,915	(795,102)
Accrued expenses	45,270	194,238
Net cash used in operating activities	(454,766)	(1,365,140)
Cash flows from investing activities
Investment of cash in the Trust Account	—	(155,250,000)
Net cash used in investing activities	—	(155,250,000)
Cash flows from financing activities
Proceeds from sale of the Units, net of underwriting discounts paid	—	152,145,000
Proceeds from sale of the Private Placement Warrants	—	6,105,000
Repayment of the Promissory Note—related party	—	(43,101)
Payment of offering costs	—	(381,575)
Net cash provided by financing activities	—	157,825,324
Net change in cash	(454,766)	1,210,184
Cash—beginning of period	1,147,287	—
Cash—end of period	$692,521	$1,210,184
Non-cash investing and financing activities
Offering costs paid by the Sponsor in exchange for issuance of the Founder Shares	$—	$20,000
Offering costs paid through the Promissory Note	$—	$43,101
Deferred underwriting fee payable	$—	$5,433,750
The accompanying notes are an integral part of the condensed financial statements.

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) which is described below and, subsequent to the completion of the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2022, the Company had investments held in the Trust Account of $155,895,118 consisting of money market funds, which are invested primarily in U.S. Treasury securities. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $43,101 from the Sponsor pursuant to the Promissory Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Promissory Note in full on March 8, 2021.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company held $155,895,118 and $155,258,024, respectively, in a money market fund in the Trust Account. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Offering Costs
Offering costs consist of legal, accounting and underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $8,983,426, of which $8,774,490 were charged to

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
Class A Ordinary Shares subject to possible redemption upon the completion of the Initial Public Offering and $208,936 were expensed on the condensed statement of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 15,525,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
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
At September 30, 2022 and December 31, 2021, the Class A Ordinary Shares reflected in the condensed balance sheets are reconciled in the following table:

	September 30, 2022	December 31, 2021
Gross proceeds	$155,250,000	$155,250,000
Plus / (less) adjustments to carrying value:
Proceeds allocated to the Public Warrants	(3,326,894)	(3,326,894)
Class A Ordinary Shares issuance costs	(8,774,490)	(8,774,490)
Proceeds allocated to the Private Placement Warrants	13,142	13,142
Plus:
Accretion of carrying value to redemption value	12,088,242	12,088,242
Remeasurement of Class A ordinary shares subject to possible redemption	545,118	—
Class A Ordinary Shares subject to possible redemption	$155,795,118	$155,250,000
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

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period from January 11, 2021 (inception) through September 30, 2021
Redeemable Class A Ordinary Shares
Numerator:
Allocation of net income (loss)	$2,634,142	$411,331	$6,660,334	$(2,200,830)
Denominator:
Basic and diluted weighted average shares outstanding	15,525,000	15,525,000	15,525,000	12,408,012
Basic and diluted net income (loss) per share	$0.17	$0.03	$0.43	$(0.18)

Class B Ordinary Shares
Numerator:
Allocation of net income (loss)	$658,536	$102,833	$1,665,083	$(670,395)
Denominator:
Basic and diluted weighted average shares outstanding	3,881,250	3,881,250	3,881,250	3,779,609
Basic and diluted net income (loss) per share	$0.17	$0.03	$0.43	$(0.18)
For the three months ended September 30, 2022 and 2021, the nine months ended September 30, 2022, and the period from January 11, 2021 (inception) through September 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.
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

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 3, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a sum of $10,000 per month for office space and secretarial and administrative services. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, in fees for these services. For the three months ended September 30, 2021 and the period from January 11, 2021 (inception) through September 30, 2021, the Company incurred $30,000 and $40,000, respectively, in fees for these services. As of September 30, 2022 and December 31, 2021, $40,000 and $10,000, respectively, of these administrative service fees were included in current liabilities — accrued expenses in the accompanying condensed balance sheet.
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

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares—The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each Class A Ordinary Share. As of

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
September 30, 2022 and December 31, 2021, there were no Class A Ordinary Shares issued and outstanding, excluding 15,525,000 Class A Ordinary Shares subject to possible redemption.
Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class B Ordinary Shares are entitled to one vote for each Class B Ordinary Shares. As of September 30, 2022 and December 31, 2021, there were 3,881,250 Class B Ordinary Shares issued and outstanding.
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
NOTE 8. WARRANT LIABILITY
As of September 30, 2022 and December 31, 2021, there were 3,881,250 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
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

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
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
As of September 30, 2022 and December 31, 2021, there were 6,105,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
As of September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $155,895,118 and $155,258,024, respectively, in money market funds which are invested primarily in U.S. Treasury securities.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in the Trust Account	1	$155,895,118	$155,258,024
Liabilities:
Warrant liability—Public Warrants	1	$426,373	$3,482,017
Warrant liability—Private Placement Warrants	3	$847,422	$6,389,052
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
SEPTEMBER 30, 2022
(Unaudited)
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	As of September 30, 2022	As of December 31, 2021
Stock price	$8.74	$9.32
Strike price	$11.50	$11.50
Public Warrant price	$0.11	$0.90
Term (in years)	5.0	5.0
Volatility (pre-merger)	10.00%	10.00%
Volatility (post-merger)	40.00%	40.00%
Risk-free rate	3.96%	1.31%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2021	$6,389,052
Change in valuation inputs or other assumptions	(5,541,630)
Fair value of Level 3 warrant liabilities as of September 30, 2022	$847,422

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of March 8, 2021	$6,091,858	$3,326,894	$9,418,752
Change in valuation inputs or other assumptions	1,769,596	962,175	2,731,771
Fair value of Warrants transferred out of Level 3	—	(4,289,069)	(4,289,069)
Fair value of Level 3 warrant liabilities as of September 30, 2021	$7,861,454	$—	$7,861,454

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
Results of Operations
We have neither engaged in any operations nor generated any revenues through September 30, 2022. All activity for the period from January 11, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2022, we had net income of $3,292,678, which consists of a decrease in the fair value of warrant liability of $3,124,346 and interest income on investments held in the Trust Account of $408,288 offset by operating costs of $239,956. For the three months ended September 30, 2021, we had net loss of $514,164, which consists of interest income on investments held in the Trust Account of $2,386 and a decrease in the fair value of warrant liability of $833,442 offset by operating costs of $321,664.
For the nine months ended September 30, 2022, we had net income of $8,325,417, which consists of a decrease in the fair value of warrant liability of $8,597,274 and interest income on investments held in the Trust Account of $637,094 offset by operating costs of $908,951. For the period from January 11, 2021 (inception) through September 30, 2021, we had a net loss of $2,871,225, which consists of operating costs of $769,276, transaction costs allocated to the Warrants of $208,936 and an increase in the fair value of warrant liability of $1,898,329, offset by interest income on investments held in the Trust Account of $5,316.

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
For the nine months ended September 30, 2022, cash used in operating activities was $454,766. Net income of $8,325,417 was affected by a decrease in the fair value of warrant liability of $8,597,274 and interest earned on investments held in the Trust Account of $637,094. Changes in operating assets and liabilities added $454,185 of cash for operating activities.
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
As of September 30, 2022 and December 31, 2021, we had investments held in the Trust Account of $155,895,118 and 155,258,024 (including $645,118 and $8,024 of interest income) consisting of money market funds, which are invested primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2022 and December 31, 2021, we had cash of $692,521 and $1,147,287 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.
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
Off-Balance Sheet Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form 10-K (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as disclosed below, there have been no material changes to the risk factors disclosed in the Annual Report.

A new U.S. federal excise tax could be imposed on us in connection with redemptions of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. Because we may acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade on US stock exchange, we may become a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax; however, no guidance has been issued to date. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination or otherwise, would depend on a number of factors, including (i) the structure of a Business Combination, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination or otherwise, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or a reduction in the cash available for a redemption of the Public Shares in connection with a Business Combination or otherwise.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities and use of proceeds during the period from January 11, 2021 (inception) though March 31, 2021 are set forth in the March 2021 Quarterly Report. There were no unregistered sales of equity securities during the period from April 1, 2021 through September 30, 2022.
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

ALTIMAR ACQUISITION CORP. III

Date: November 7, 2022	By:	/s/ Tom Wasserman
Name: Tom Wasserman
Title: Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: November 7, 2022	By:	/s/ Wendy Lai
Name: Wendy Lai
Title: Chief Financial Officer (Principal Financial Officer)