Form 10-K
period 2022-12-31
Altimar Acquisition Corp. III
filed 2023-03-30
CIK 1841004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those errors corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b).
    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☒   No  ☐

The Registrant's Units began trading on the New York Stock Exchange on March 3, 2021 and the Registrant's shares of Class A ordinary shares began separate trading on the New York Stock Exchange on April 26, 2021. The aggregate market value of the Registrant's Class A ordinary shares outstanding at June 30, 2022 held by non-affiliates was approximately $152 million.

As of March 30, 2023, there were 4,019,039 Class A ordinary shares, $0.0001 par value, and 3,881,250 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

ii

PART I

References in this report (the “Annual Report”) to the “Company,” “Altimar Acquisition Corp. III,” “our,” “us” or “we” refer to Altimar Acquisition Corp. III, references to “management” or “management team” refer to the Company’s officers and directors and references to the “Sponsor” refer to Altimar Sponsor III, LLC, a Delaware limited liability company. Certain information contained in this Annual Report includes forward-looking statements that involve risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements."

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

Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 6,105,000 private placement warrants, each exercisable to purchase one share of the Company’s Class A ordinary shares for $11.50 per share (the “Private Placement Warrants”), to the Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,105,000. The $155,250,000 in gross proceeds received from the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”). The balance of the Trust Account at December 31, 2022 was $157,023,966.

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

At an Extraordinary General Meeting held on March 6, 2023 (the “Extraordinary General Meeting”), the Company's shareholders approved amendments to the Company's Amended and Restated Memorandum and Articles of Association, as amended to (i) extend the date by which the Company must consummate its initial business combination from March 8, 2023 to September 8, 2023, and (ii) eliminate the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company's net tangible assets to be less than $5,000,001. In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 11,505,961 shares of the Company's Class A Ordinary Shares exercised their right to redeem their shares. Following such redemptions, 4,019,039 Class A Ordinary Shares remain outstanding. We refer to the amendments approved at the Extraordinary General Meeting and the related redemptions of Class A Ordinary

Shares as the "Extension" and our requirement to complete an initial business combination by September 8, 2023 as our "Completion Window."

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Our initial shareholders own, on an as-converted basis, 20% of our outstanding ordinary shares as of the completion of our Initial Public Offering. Our sponsor and each member of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting of the Company. As a result, following the Extension, in addition to our initial shareholders’ founder shares, we would need 68,895, or 1.7% (assuming all issued and outstanding shares are voted) or none (assuming only the minimum number of shares representing a quorum are voted), of the 4,019,039 Class A Ordinary Shares Outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause us not to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

The requirement that we consummate an initial business combination within the Completion Window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within the Completion Window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination within the Completion Window, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within the Completion Window, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the duration of the Completion Window, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, only approximately $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that, upon the closing of the Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the duration of the Completion Window following the closing of the Initial Public Offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within the Completion Window, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement (the form of which is filed as an exhibit to this Annual Report), our sponsor has agreed that it will be liable to us if and to the extent any claims by (A) a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or (B) a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The SPAC Rule Proposals, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the SPAC Rule Proposals, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to consummate an initial business combination and instead be required to liquidate the Company. To avoid that result, we have liquidated the securities held in the trust account and instead hold all funds in interest bearing demand deposits.

On March 30, 2022, the SEC issued the SPAC Rule Proposals, relating, among other things, to circumstances in SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete an initial business combination transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a SPAC to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement relating to the SPAC’s initial public offering. Such SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement relating to its initial public offering.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 24 months after the effective date of the registration statement relating to its initial public offering or that does not consummate its initial business combination within 24 months after such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to consummate an initial business combination and instead be required to liquidate he trust account. If we are required to liquidate the trust account, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our initial public offering, been held only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we have liquidated the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in interest bearing demand deposit accounts until the earlier of consummation of our initial business combination or liquidation of the trust account. This change could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the trust account.

We may be subject to an excise tax under the newly enacted Inflation Reduction Act of 2022 in connection with the redemption of our Class A ordinary shares after December 31, 2022.

The Inflation Reduction Act of 2022, enacted in August 2022, imposes a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by “covered corporations” occurring after December 31, 2022, with certain exceptions. This excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. Because we are a “blank check” Cayman Islands corporation with no subsidiaries or previous merger or acquisition activity, we are not currently a “covered corporation” for this purpose. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain other exceptions apply to the excise tax. On December 27, 2022, the U.S. Department of the Treasury (the “Treasury”) issued a notice that it intends to publish proposed regulations addressing the application of the excise tax (the “Notice”). To provide taxpayers with interim guidance, the Notice describes certain rules upon which taxpayers are generally entitled to rely until publication of the proposed regulations, which the Treasury has stated it anticipates will be consistent with the guidance provided in the Notice.

Any redemption or other repurchase that occurs after December 31, 2022 in connection with a business combination that involves our combination with a U.S. entity and/or our re-domestication as a U.S. corporation may be subject to the excise tax. In the event of such a combination with a U.S. entity or re-domestication as a U.S. corporation, whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with any such business combination, (ii) the amount of any stock issued in connection with the business combination, (iii) the status of the target (for example, whether the target is a domestic corporation) and the structure of any such business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with any such business combination (or otherwise issued not in connection with such business combination but issued within the same taxable year of the business combination) and (v) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in our ability to complete a business combination or the cash available on hand to complete a business combination.

Any business combination may be subject to U.S. foreign investment regulations, which may impose conditions on or prevent the consummation of our initial business combination. Such conditions or limitations could also potentially make our public shares less attractive to investors or cause our future investments to be subject to U.S. foreign investment regulations.

Investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 802, as amended, administered by the Committee on Foreign Investment in the United States (“CFIUS”).

Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective in 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person, but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “covered investment critical infrastructure” and/or “sensitive personal data” (in each case, as such terms are defined in 31 C.F.R. Part 800).

Our Sponsor is not “controlled” (as defined in 31 C.F.R. 800.208) by one or more foreign persons, such that the Sponsor’s involvement in any business combination may be a “covered transaction” (as defined in 31 C.F.R. 800.213). However, it is possible that non-U.S. persons could be involved in our business combination, or that a non-controlling member of our Sponsor may be considered to have “substantial ties” to a foreign person under CFIUS, which may increase the risk that our Business Combination becomes subject to regulatory review, including a potential mandatory or voluntary review by CFIUS, and that restrictions, limitations or conditions will be imposed by CFIUS. Therefore, we risk CFIUS intervention in connection with a business combination. Further, depending on the beneficial ownership of any prospective target company and the composition and governance rights of any PIPE investors in connection with a business combination, a business combination could result in investments that would be considered by CFIUS to be covered investments or a covered control transaction that CFIUS would have authority to review.

To the extent that this occurs, CFIUS or another U.S. governmental agency could choose to review a business combination or past or proposed transactions involving new or existing foreign investors in the prospective target company, even if a filing with CFIUS is or was not required at the time of such transaction. Any review and approval of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility and cost, among other things. CFIUS policies and agency practices are rapidly evolving, and in the event that CFIUS reviews a business combination or one or more proposed or existing investments by foreign investors in a prospective target company, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to the parties to a business combination or such investors. Among other things, CFIUS could seek to impose limitations or restrictions on, or prohibit, a business combination or investments by such investors. CFIUS could also order us to divest all or a portion of a target company if we had proceeded without first obtaining CFIUS clearance.

If CFIUS elects to review a business combination, the time necessary to complete such review of the business combination or a decision by CFIUS to prohibit the business combination could prevent us from completing a business combination within the Completion Window.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of December 31, 200 there are 484,475,000 and 46,118,750 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A)

that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

We may not be able to consummate an initial business combination within the Completion Window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within the Completion Window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. Additionally, financial markets may be adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.

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

Pursuant to an agreement entered into on or prior to the closing of the Initial Public Offering, our initial shareholders and holders of our private placement warrants and working capital warrants and their respective permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders, holders of our private placement warrants or working capital warrants or their respective permitted transferees are registered for resale.

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

If we have not consummated an initial business combination within the Completion Window, our public shareholders may be forced to wait beyond the Completion Window before redemption from our trust account.

If we have not consummated an initial business combination within the Completion Window, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Completion Window before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into on or prior to the closing of the Initial Public Offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

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

In addition, HPS and our sponsor, officers and directors are and may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. For example, HPS co-founded and co-sponsored Trine, and Mr. Wasserman, our Chairman and Chief Executive Officer, was a director of Trine since its initial public offering until its business combination with Desktop Metal was completed in December 2020. In addition, an affiliate of HPS founded and sponsored Altimar I, and Mr. Wasserman, our Chairman and Chief Executive Officer, was a director of Altimar I since its formation until its business combination with Blue Owl in May 2021. Furthermore, an affiliate of HPS founded and sponsored Altimar II, and Mr. Wasserman, our Chairman and Chief Executive Officer, was a director of Altimar II since its formation until its business combination with Fathom in December 2021. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, those described under “Management—Conflicts of Interest.” HPS and our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. As a result, HPS and our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved, and such entities may compete with us for business combination opportunities. HPS and its affiliates manage a number of HPS Funds, which may compete with us for acquisition opportunities. HPS and our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Proposed Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

On January 15, 2021, our sponsor paid $25,000, or approximately $0.007 per share, to cover certain of our offering and formation costs in consideration of 3,593,750 Class B ordinary shares, par value $0.0001. On January 28, 2021, our sponsor transferred 10,000 founder shares to each of our director nominees, resulting in our sponsor holding 3,533,750 founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 6,105,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($6,105,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial business within the Completion Window, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Completion Window ends.

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

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

We have, in the past, identified and remediated materials weaknesses in our internal control over financial reporting. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements and applicable stock exchange listing requirements, and investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures that we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Holders

Although there are a larger number of beneficial owners, at December 31, 2022, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares and two holders of record of our separately traded warrants.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues through December 31, 2022. All activity for the period from January 11, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For year ended December 31, 2022, we had net income of $10,347,349, which consists of a decrease in the fair value of warrant liability of $9,799,587, interest income on investments held in the Trust Account of $1,765,942, and $4,577 of bank interest income offset by operating costs of $1,222,757. For the period from January 11, 2021 (inception) through December 31, 2021, we had a net loss of $(1,598,299), which consists of operating costs of $945,070, transaction costs allocated to the Warrants of $208,936 and an increase in the fair value of warrant liability of $452,317, offset by interest income on investments held in the Trust Account of $8,024.
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
For the year ended December 31, 2022, cash used in operating activities was $568,476. Net income of $10,347,349 was affected by a decrease in the fair value of warrant liability of $9,799,587 and interest earned on investments held in the Trust Account of $1,765,942. Changes in operating assets and liabilities used $649,704 of cash for operating activities. For the period from January 11, 2021 (inception) through December 31, 2021, cash used in operating activities was $1,428,037. Net loss of $1,598,299 was affected by formation costs paid by the Sponsor in exchange for issuance of the Founder Shares of $5,000, an increase in the fair value of warrant liability of $452,317, transaction costs allocated to the Warrants of $208,936 and interest earned on investments held in the Trust Account $8,024. Changes in operating assets and liabilities used $487,967 of cash for operating activities.

As of December 31, 2022, we had investments held in the Trust Account of $157,023,966 (including $1,765,942 of interest income) consisting of money market funds, which are invested primarily in U.S. Treasury Bills with a maturity of 185 days or less. As of December 31, 2021, we had investments held in the Trust Account of $155,258,024 (including $8,024 of interest income) consisting of money market funds, which are invested primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of December 31, 2022 and December 31, 2021, we had cash of $578,811 and $1,147,287, respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.
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
In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial Business Combination, the mandatory liquidation on September 8, 2023 and subsequent dissolution raises substantial doubt about the ability to continue as a going concern. The Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the certificate of incorporation. Management further intends to close a Business Combination before the mandatory liquidation date.
Off-Balance Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.
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

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the critical accounting policies set forth below.
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
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Topic 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was determined using the closing price of the Public Warrants. The fair value of the Private Placement Warrants was estimated using a multiple of the value of the Public Warrants as of December 31, 2022 and a Monte Carlo simulation approach prior to December 31, 2022.
Class A Ordinary Shares Subject to Possible Redemption
We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.
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
Recent Accounting Standards
Our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ALTIMAR ACQUISITION CORP. III

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Altimar Acquisition Corp. III

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Altimar Acquisition Corp. III (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by September 8, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York
March 29, 2023

PCAOB ID Number 100

ALTIMAR ACQUISITION CORP. III
BALANCE SHEETS

	As of December 31,
	2022	2021
ASSETS
Current assets
Cash	$578,811	$1,147,287
Prepaid expenses	93,483	660,875
Total current assets	672,294	1,808,162
Investments held in the Trust Account	157,023,966	155,258,024
TOTAL ASSETS	$157,696,260	$157,066,186
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities—accrued expenses	$221,303	$172,908
Due to affiliates	33,917	—
Warrant liability	71,482	9,871,069
Deferred underwriting fee payable	5,433,750	5,433,750
Total liabilities	5,760,452	15,477,727
Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 15,525,000 shares issued and outstanding at $10.11 and $10.00 per share redemption value, respectively	156,923,966	155,250,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 15,525,000 shares subject to redemption)	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 3,881,250 shares issued and outstanding	388	388
Additional paid-in capital	—	—
Accumulated deficit	(4,988,546)	(13,661,929)
Total shareholders’ deficit	(4,988,158)	(13,661,541)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$157,696,260	$157,066,186
The accompanying notes are an integral part of the financial statements.

ALTIMAR ACQUISITION CORP. III
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the period from January 11, 2021 (inception) through December 31, 2021
Operating and formation costs	$1,222,757	$945,070
Loss from operations	(1,222,757)	(945,070)
Other income (expense)
Interest earned on investments held in the Trust Account	1,765,942	8,024
Transaction costs allocated to the Warrants	—	(208,936)
Change in fair value of warrant liability	9,799,587	(452,317)
Interest earned on cash account	4,577	—
Other income (expense), net	11,570,106	(653,229)
Net income/(loss)	$10,347,349	$(1,598,299)
Weighted average shares outstanding, redeemable Class A Ordinary Shares	15,525,000	13,075,986
Basic and diluted net income/(loss) per share, redeemable Class A Ordinary Shares	$0.53	$(0.09)
Weighted average shares outstanding, Class B Ordinary Shares	3,881,250	3,801,391
Basic and diluted net income/(loss) per share, Class B Ordinary Shares	$0.53	$(0.09)

The accompanying notes are an integral part of the financial statements.

ALTIMAR ACQUISITION CORP. III
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—January 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to the Sponsor	—	—	3,881,250	388	24,612	—	25,000
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,612)	(12,063,630)	(12,088,242)
Net loss	—	—	—	—	—	(1,598,299)	(1,598,299)
Balance—December 31, 2021	—	$—	3,881,250	$388	$—	$(13,661,929)	$(13,661,541)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,673,966)	(1,673,966)
Net income	—	—	—	—	—	10,347,349	10,347,349
Balance—December 31, 2022	—	$—	3,881,250	$388	$—	$(4,988,546)	$(4,988,158)

The accompanying notes are an integral part of the financial statements.

ALTIMAR ACQUISITION CORP. III
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from January 11, 2021 (inception) through December 31, 2021
Cash flows from operating activities
Net income (loss)	$10,347,349	$(1,598,299)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Formation cost paid by the Sponsor in exchange for issuance of the Founder Shares	—	5,000
Interest income on investments held in the Trust Account	(1,765,942)	(8,024)
Transaction costs allocated to the Warrants	—	208,936
Change in fair value of warrant liability	(9,799,587)	452,317
Changes in operating assets and liabilities
Prepaid expenses	567,392	(660,875)
Accrued expenses	48,395	172,908
Due to affiliates	33,917	—
Net cash used in operating activities	(568,476)	(1,428,037)
Cash flows from investing activities
Investment of cash in the Trust Account	—	(155,250,000)
Net cash used in investing activities	—	(155,250,000)
Cash flows from financing activities
Proceeds from sale of the Units, net of underwriting discounts paid	—	152,145,000
Proceeds from sale of the Private Placement Warrants	—	6,105,000
Repayment of the Promissory Note—related party	—	(43,101)
Payment of offering costs	—	(381,575)
Net cash provided by financing activities	—	157,825,324
Net change in cash	(568,476)	1,147,287
Cash—beginning of period	1,147,287	—
Cash—end of period	$578,811	$1,147,287
Non-cash investing and financing activities
Offering costs paid by the Sponsor in exchange for issuance of the Founder Shares	$—	$20,000
Offering costs paid through the Promissory Note	$—	$43,101
Deferred underwriting fee payable	$—	$5,433,750

The accompanying notes are an integral part of the financial statements.

ALTIMAR ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) which is described below and, subsequent to the completion of the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
DECEMBER 31, 2022

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
Each of the Sponsor and the Company’s executive officers and directors have agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination prior to September 8, 2023 (the “Combination Period”) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-Public Share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the amount on deposit in the Trust Account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.
The Company will have until September 8, 2023 to consummate a Business Combination. However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its board of directors, liquidate and dissolve, subject, in each case, to the

ALTIMAR ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
The end of the Combination Period has been extended from March 8, 2023 to September 8, 2023 as approved by the shareholders on March 6, 2023. Refer to Note 10 - Subsequent Events for additional details.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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

ALTIMAR ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2022, the Company had investments held in the Trust Account of $157,023,966 consisting of money market funds, which are invested primarily in U.S. Treasury securities. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $43,101 from the Sponsor pursuant to the Promissory Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Promissory Note in full on March 8, 2021. The Company held cash of $578,811 outside of the Trust Account as of December 31, 2022.
In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial Business Combination, the mandatory liquidation on September 8, 2023 and subsequent dissolution raises substantial doubt about the ability to continue as a going concern. The Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the certificate of incorporation. Management further intends to close a Business Combination before the mandatory liquidation date.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and December 31, 2021, the Company held $157,023,966 and $155,258,024, respectively, in a money market fund in the Trust Account. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.
Investments held in the Trust Account
The Company’s portfolio of investments is comprised solely of a money market fund meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in

ALTIMAR ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

investment income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and December 31, 2021, 15,525,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
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
At December 31, 2022 and December 31, 2021, the Class A Ordinary Shares reflected in the balance sheets are reconciled in the following table:

	December 31, 2022	December 31, 2021
Gross proceeds	$155,250,000	$155,250,000
Plus / (less) adjustments to carrying value:
Proceeds allocated to the Public Warrants	(3,326,894)	(3,326,894)
Class A Ordinary Shares issuance costs	(8,774,490)	(8,774,490)
Proceeds allocated to the Private Placement Warrants	13,142	13,142
Plus:
Accretion of carrying value to redemption value	12,088,242	12,088,242
Remeasurement of Class A ordinary shares subject to possible redemption	1,673,966	—
Class A Ordinary Shares subject to possible redemption	$156,923,966	$155,250,000
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

ALTIMAR ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Topic 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was determined using recent over-the-counter trades as of December 31, 2022 and the closing price of the Public Warrants prior to December 31, 2022. The fair value of the Private Placement Warrants was estimated using a multiple of the value of the Public Warrants as of December 31, 2022 and a Monte Carlo simulation approach prior to December 31, 2022 (see Note 9).
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

ALTIMAR ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the year ended December 31, 2022	For the Period from January 11, 2021 (inception) through December 31, 2021
Redeemable Class A Ordinary Shares
Numerator:
Allocation of net income (loss)	$8,277,879	$(1,238,305)
Denominator:
Basic and diluted weighted average shares outstanding	15,525,000	13,075,986
Basic and diluted net income (loss) per share	$0.53	$(0.09)

Class B Ordinary Shares
Numerator:
Allocation of net income (loss)	$2,069,470	$(359,994)
Denominator:
Basic and diluted weighted average shares outstanding	3,881,250	3,801,391
Basic and diluted net income (loss) per share	$0.53	$(0.09)
For the year ended December 31, 2022 and the period from January 11, 2021 (inception) through December 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which exceed the Federal Deposit Insurance Corporation insured limit of $250,000 throughout the year. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations and cash flows.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the warrant liability (see Note 9).
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

ALTIMAR ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 3, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a sum of $10,000 per month for office space and secretarial and administrative services. For the year ended December 31, 2022 and the period from January 11, 2021 (inception) through December 31, 2021, the Company incurred $120,000 and $100,000, respectively, in fees for these services. As of December 31, 2022 and December 31, 2021, $10,000 and $10,000, respectively, of these administrative service fees were included in current liabilities — accrued expenses in the accompanying balance sheets.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of

ALTIMAR ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
Due to Affiliates
Amounts included in due to affiliates represent payables to entities affiliated with the Sponsor for expenses paid on the Company’s behalf. As of December 31, 2022 and December 31, 2021, due to affiliates was $33,917 and $0, respectively.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration and Shareholder Rights
Pursuant to a registration and shareholder rights agreement entered into on March 3, 2021, the holders of the Founder Shares, the Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. No such expenses have been incurred as of December 31, 2022.
Underwriting Agreement
The underwriters are entitled to a deferred underwriting fee of $0.35 per Unit, or $5,433,750 in the aggregate. The deferred underwriting fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares—The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each Class A Ordinary Share. As of December 31, 2022 and December 31, 2021, there were no Class A Ordinary Shares issued and outstanding, excluding 15,525,000 Class A Ordinary Shares subject to possible redemption.
Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class B Ordinary Shares are entitled to one vote for each Class B Ordinary Shares. As of December 31, 2022 and December 31, 2021, there were 3,881,250 Class B Ordinary Shares issued and outstanding.
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

ALTIMAR ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
NOTE 8. WARRANT LIABILITY
As of December 31, 2022 and December 31, 2021, there were 3,881,250 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

ALTIMAR ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
As of December 31, 2022 and December 31, 2021, there were 6,105,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain

ALTIMAR ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
As of December 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $157,023,966 and $155,258,024, respectively, in money market funds, which are invested primarily in U.S. Treasury securities.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of December 31, 2022		As of December 31, 2021
Description	Level	Fair Value	Level	Fair Value
Assets:
Investments held in the Trust Account	1	$157,023,966	1	$155,258,024
Liabilities:
Warrant liability—Public Warrants	2	$24,959	1	$3,482,017
Warrant liability—Private Placement Warrants	3	$46,523	3	$6,389,052
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
The Warrants were initially valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement for which there are uncertainties involved. If factors or assumptions change, the estimated fair values could be materially different. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the closing date of the Initial Public Offering was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. The Public Warrants have detached from the Units and the Public Warrants were moved from Level 3 to Level 1. The fair value of the Public Warrants was determined using recent over-the-counter trades as of December 31, 2022 and the

ALTIMAR ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

closing price of the Public Warrants prior to December 31, 2022. The fair value of the Private Placement Warrants was estimated using a multiple of the value of the Public Warrants as of December 31, 2022 and a Monte Carlo simulation approach prior to December 31, 2022.
As of December 31, 2022, the significant unobservable input used in the Company's valuation of the level 3 Private Placement Warrants was a multiple of 1.19x of the public warrant price based on historical valuations of the instruments. The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

As of December 31, 2021
Stock price	$9.32
Strike price	$11.50
Public Warrant price	$0.90
Term (in years)	5.0
Volatility (pre-merger)	10.00%
Volatility (post-merger)	40.00%
Risk-free rate	1.31%
Dividend yield	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants
Fair value as of December 31, 2021	$6,389,052
Change in fair value	6,342,529
Fair value of Level 3 warrant liabilities as of December 31, 2022	$46,523

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of March 8, 2021	$6,091,858	$3,326,894	$9,418,752
Change in fair value	297,194	962,175	1,259,369
Fair value of Warrants transferred out of Level 3	—	(4,289,069)	(4,289,069)
Fair value of Level 3 warrant liabilities as of December 31, 2021	$6,389,052	$—	$6,389,052

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.
On March 6, 2023, the Company held an extraordinary general meeting of its shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved amendments to the Company’s Amended and Restated Memorandum and Articles of Association, as amended to (i) extend the date by which the Company must consummate its initial business combination from March 8, 2023 to September 8, 2023, and (ii) eliminate the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001. In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 11,505,961 shares of the Company’s Class A Ordinary Shares exercised their right to redeem their shares. Following such redemptions, 4,019,039 Class A Ordinary Shares remain outstanding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.
Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.
This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2022 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are as follows:

Name	Age	Position
Tom Wasserman	48	Chief Executive Officer and Chairman of the Board of Directors
Wendy Lai	47	Chief Financial Officer
Payne D. Brown	60	Director
Richard M. Jelinek	57	Director
Roma Khanna	53	Director
Michael Rubenstein	49	Director
Vijay K. Sondhi	58	Director
Michael Vorhaus	65	Director

Tom Wasserman—Chairman and Chief Executive Officer. Tom Wasserman serves as our Chairman and Chief Executive Officer. Mr. Wasserman also currently serves as a Managing Director at HPS, where he heads the Growth Equity group. Mr. Wasserman has served as a member of the board of directors of Trine since its initial public offering in March 2019 until its business combination with Desktop Metal in December 2020. Mr. Wasserman has served as the Chief Executive Officer and Chairman of the board of directors of Altimar I since its initial public offering in September 2020 until its business combination with Blue Owl in May 2021, and the Chief Executive Officer and Chairman of the board of directors of Altimar II since its initial public offering in February 2021 until its business combination with Fathom Digital Manufacturing in December 2021. Mr. Wasserman has worked within TMT (including prior to his transition to HPS) since 1999. Mr. Wasserman’s current board roles include serving as a director of Revolt Media and TV Holdings, LLC. Mr. Wasserman served as Chairman of Hibernia Networks (sold to GTT Communications). Mr. Wasserman began his career at Donaldson, Lufkin and Jenrette in the investment banking division. He has a BA in Business Administration from the University of Michigan where he graduated with distinction. We believe Mr. Wasserman is well qualified to serve as a member of our board of directors due to his significant investment and industry experience and vast network of relationships.

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

Roma Khanna—Director. Ms. Khanna serves as a member of our board of directors. Ms. Khanna is a content innovator, executive and entrepreneur. Since late 2020, Ms. Khanna has served as Chair and Head of Scripted Content for HiddenLight Productions. From 2017 to 2020, Ms. Khanna was the chief executive officer at REVOLT Media and TV, responsible for leading strategy and operations of the real-time, multi-platform brand and network, reporting directly to the Chairman, Sean Combs, and the board of directors. She remained on as advisor to the board of directors after she chose to step down as chief executive officer.

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

Ms. Khanna serves as a member of the Board of Governors for OCAD U, as well as on the West Coast Advisory Board for the Peabody Awards. Ms. Khanna has received The Euro 50 award from Eurodata and was the first recipient of Reed MIDEM’s “MIPCube Media Architect of the Future Award” for her pioneering work in the use of new digital platforms. Ms. Khanna earned a bachelor of science from the University of Toronto, a J.D. from the University of Detroit, a bachelor of law from the University of Windsor and an MBA from York University-Schulich School of Business.

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

In his capacity of Co-Founder and President of OpenStore, he oversaw all day-to-day operations of the company. At AT&T, he served as President of AppNexus (re-branded Xandr), where he oversaw go-to-market for the company’s digital ad platform. Prior to AT&T, Mr. Rubenstein spent nearly a decade as President and Board member at AppNexus, and was a chief architect of the company’s growth from startup to a leader in programmatic advertising. Prior to joining AppNexus, Mr. Rubenstein founded and served as General Manager of DoubleClick Ad Exchange, a leading marketplace for programmatic advertising, after joining DoubleClick through the acquisition of Toronto-based smartech startup FloNetwork, later re-branded DARTmail.

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

Michael Vorhaus—Director. Mr. Vorhaus serves as a member of our board of directors. Mr. Vorhaus currently serves as a member of the board of directors of Perion Network (Nasdaq: PERI), Rewardify and Popreach (TSX: POPR). Starting December 2018, Mr. Vorhaus founded Vorhaus Advisors and is CEO of the firm. From 1994 to November 2018, he was in a variety of positions at Frank N. Magid Associates, Inc., a research-based strategic consulting firm. From 1994 to 2008, Mr. Vorhaus served as its Senior Vice President and Managing Director and from 2008 to 2018 he served as the President of Magid Advisor, a unit of Magid Associates. From 2013 to 2014, Mr. Vorhaus served as a director of Grow Mobile. In 1987, he founded Vorhaus Investments. Mr. Vorhaus holds a B.A. in Psychology from Wesleyan University and completed the Management Development Program at the University of California, Berkeley’s Haas School of Business.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity's Business	Affiliation
Tom Wasserman(1)	Revolt Media and TV Holdings, LLC	Media	Director
	HPS Investment Partners, LLC(1)	Investments	Principal
Wendy Lai	Natural Glacial Waters Inc.	Bottled Water	Director
Payne D. Brown	HPS Investment Partners, LLC	Investments	Managing Director
	Revolt Media & TV	Media	Director
Richard Jelinek	Health Edge Technologies	Healthcare Tech	Director
	Czech One Capital Partners, LLC	Investments	Managing Director
	Advent International	Private Equity	Operating Partner
	Blackstone Group	Private Equity	Senior Advisor
	In Health MD Alliance	Provider Delivery Organization	Director
	RxBenefits	Healthcare Services	Director
Roma Khanna	HiddenLight Productions Limited	Media	Chairman
Michael Rubenstein	Estrella Broadcasting, Inc.	Media	Director
	TVision Insights, Inc.	Ad Measurement	Advisor
	Teikametrics Inc.	E-commerce	Advisor
	DotDash Meredith	Digital Media	Advisor
Vijay K. Sondhi	Network Merchants, LLC	Software	Chief Executive Officer
	Tangem AG	Technology	Director
Michael Vorhaus	Maestro	Livestreaming	Director, Chair
	Vorhaus Advisors	Digital Media	Chief Executive Officer
	Perion	Ad Tech	Board of Directors
	DraftKings	Gaming	Advisor
	Skillz	Gaming	Advisor
	Rewardify	Gaming	Director
	Popreach	Digital Media	Director

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
•Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Completion Window or during any further extension period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2022 by:

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

	Ordinary Shares Beneficially Owned
	Number	Percent(2)
Directors and Executive Officers: (1)
Payne Brown	10,000	*
Rick Jelinek	10,000	*
Roma Khanna	10,000	*
Wendy Lai	—	—%
Michael Rubenstein	10,000	*
Vijay Sondhi	10,000	*
Michael Vorhaus	10,000	*
Tom Wasserman	—	—%
All directors and executive officers as a group (8 persons)	60,000	*
5% Shareholders:
Altimar Sponsor III, LLC (our sponsor) (3)	3,821,250	19.7%
Glazer Capital, LLC (4)	1,527,500	9.8%
Aristeia Capital, L.L.C. (5)	1,219,407	7.9%
Sculptor Capital LP (6)	941,409	6.1%

*	Less than one percent
(1)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof.
(2)	The percentage of beneficial ownership of our ordinary shares is based on a total of 15,525,000 Class A ordinary shares issued and outstanding as of December 31, 2022. For the founder shares and Altimar Sponsor III, LLC shares, the percentage of beneficial ownership of our ordinary shares is based on a total of 15,525,000 Class A ordinary shares and 3,881,250 Class B ordinary shares issued and outstanding as of December 31, 2022, and assumes conversion of all Class B ordinary shares into Class A ordinary shares
(3)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by HPS. Based on a Schedule 13G filed with the SEC on February 7, 2022, by Altimar Sponsor III, LLC. The address of Altimar Sponsor III, LLC is 40 West 57th Street, 33rd Floor, New York, New York 10019.
(4)	Based on information provided by Glazer Capital, LLC on Schedule 13G, filed with the SEC on February 14, 2023. The principal business address of Glazer Capital, LLC is 250 West 55th Street, Suite 30A, New York, New York 10019.
(5)	Based on information provided by Aristeia Capital, L.L.C. on Schedule 13G, filed with the SEC on February 13, 2023. The principal business address of Aristeia Capital, L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(6)	Based on information provided by Sculptor Capital LP on Schedule 13G, filed with the SEC on February 14, 2023. The principal business address of Sculptor Capital LP is 9 West 57th Street, New York, New York 10019.

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

Audit Fees. During the year ended December 31, 2022, fees for our independent registered public accounting firm were approximately $65,940 for the services Withum performed in connection with their review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2022 financial statements included in this Annual Report on Form 10-K. During the period from January 11, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $110,725 for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2021 financial statements.

Audit-Related Fees. During the year ended December 31, 2022 and the period from January 11, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2022 and the period from January 11, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and the period from January 11, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

3.1
Amended and Restated Memorandum and Articles of Association of Altimar Acquisition Corp. III (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2023).

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K, filed on March 4, 2022)

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

10.17	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Item 16. Form 10–K Summary

None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 30th day of March, 2023

ALTIMAR ACQUISITION CORP. III

Date: March 30, 2023	By:	/s/ Tom Wasserman
Name: Tom Wasserman
Title: Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: March 30, 2023	By:	/s/ Wendy Lai
Name: Wendy Lai
Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tom Wasserman	Chief Executive Officer	March 30, 2023
Tom Wasserman	(Principal Executive Officer and Chairman)

/s/ Wendy Lai	President, Chief Financial Officer	March 30, 2023
Wendy Lai	(Principal Financial Officer and Principal Accounting Officer)

/s/ Payne D. Brown	Director	March 30, 2023
Payne D. Brown

/s/ Richard M. Jelinek	Director	March 30, 2023
Richard M. Jelinek

/s/ Roma Khanna	Director	March 30, 2023
Roma Khanna

/s/ Michael Rubenstein	Director	March 30, 2023
Michael Rubenstein

/s/ Vijay K. Sondhi	Director	March 30, 2023
Vijay K. Sondhi

/s/ Michael Vorhaus	Director	March 30, 2023
Michael Vorhaus