Form 10-Q
period 2023-03-31
Altimar Acquisition Corp. III
filed 2023-05-11
CIK 1841004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 11, 2023, 4,019,039 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), and 3,881,250 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” or the “Founder Shares”), were issued and outstanding.

ALTIMAR ACQUISITION CORP. III
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2023

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Condensed Financial Statements.

ALTIMAR ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash	$1,690,357	$578,811
Prepaid expenses	64,750	93,483
Total current assets	1,755,107	672,294
Investments held in the Trust Account	—	157,023,966
Cash held in the Trust Account	41,282,742	—
TOTAL ASSETS	$43,037,849	$157,696,260
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities—accrued expenses	$331,794	$221,303
Due to affiliates	299	33,917
Warrant liability	135,375	71,482
Other liabilities	1,326,390	—
Deferred underwriting fee payable	5,433,750	5,433,750
Total liabilities	7,227,608	5,760,452
Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption—4,019,039 and 15,525,000 shares at $10.25 and $10.11 per share redemption value as of March 31, 2023 and December 31, 2022, respectively	41,182,742	156,923,966
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding; excluding 4,019,039 and 15,525,000 shares subject to possible redemption as of March 31, 2023 and December 31, 2022, respectively	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 3,881,250 shares issued and outstanding	388	388
Additional paid-in capital	—	—
Accumulated deficit	(5,372,889)	(4,988,546)
Total shareholders’ deficit	(5,372,501)	(4,988,158)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$43,037,849	$157,696,260
See accompanying notes to unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Operating and formation costs	$326,040	$369,013
Loss from operations	(326,040)	(369,013)
Other income (expense)
Interest earned on investments held in the Trust Account	1,701,875	12,102
Interest earned on cash held in the Trust Account	91,530	—
Interest earned on cash account	5,590	—
Change in fair value of warrant liability	(63,893)	3,955,521
Other income (expense), net	1,735,102	3,967,623
Net income (loss)	$1,409,062	$3,598,610
Weighted average shares outstanding, Class A Ordinary Shares	12,201,056	15,525,000
Basic and diluted net income (loss) per share, Class A Ordinary Shares	$0.09	$0.19
Weighted average shares outstanding, Class B Ordinary Shares	3,881,250	3,881,250
Basic and diluted net income (loss) per share, Class B Ordinary Shares	$0.09	$0.19
See accompanying notes to unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. III
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	For the Three Months Ended March 31, 2023
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2022	—	$—	3,881,250	$388	$—	$(4,988,546)	$(4,988,158)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,793,405)	(1,793,405)
Net income	—	—	—	—	—	1,409,062	1,409,062
Balance—March 31, 2023	—	$—	3,881,250	$388	$—	$(5,372,889)	$(5,372,501)

	For the Three Months Ended March 31, 2022
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	3,881,250	$388	$—	$(13,661,929)	$(13,661,541)
Net income	—	—	—	—	—	3,598,610	3,598,610
Balance—March 31, 2022	—	$—	3,881,250	$388	$—	$(10,063,319)	$(10,062,931)

See accompanying notes to unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash flows from operating activities
Net income (loss)	$1,409,062	$3,598,610
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Interest income on investments held in the Trust Account	(1,701,875)	(12,102)
Change in fair value of warrant liability	63,893	(3,955,521)
Changes in operating assets and liabilities
Prepaid expenses	28,733	159,406
Accrued expenses	110,491	133,081
Due to affiliates	(33,618)	—
Other liabilities	1,326,390	—
Net cash provided by (used in) operating activities	1,203,076	(76,526)
Cash flows from investing activities
Proceeds from sale of investments in the Trust Account	158,725,841	—
Net cash provided by (used in) investing activities	158,725,841	—
Cash flows from financing activities
Redemption of Class A ordinary shares	(117,534,629)	—
Net cash provided by (used in) financing activities	(117,534,629)	—
Net change in cash	42,394,288	(76,526)
Cash—beginning of period	578,811	1,147,287
Cash—end of period	$42,973,099	$1,070,761

Components of cash in Condensed Statements of Cash Flows
Cash	$1,690,357	$1,070,761
Cash held in the Trust Account	41,282,742	—
Cash—end of period	$42,973,099	$1,070,761
See accompanying notes to unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) which is described below and, subsequent to the completion of the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
MARCH 31, 2023
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
MARCH 31, 2023
(Unaudited)
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2023.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and may take advantage of certain exemptions from various

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
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
Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2023, the Company had cash held in the Trust Account of $41,282,742. The Company held cash of $1,690,357 outside of the Trust Account as of March 31, 2023.
In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial Business Combination, the mandatory liquidation on September 8, 2023 and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. The Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the certificate of incorporation. Management further intends to close a Business Combination before the mandatory liquidation date.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had cash on hand of $1,690,357 and $578,811, respectively. As of March 31, 2023, the Company held cash in the Trust Account of $41,282,742. As of December 31, 2022, the Company held $157,023,966 in a money market fund in the Trust Account. The Company did not have any cash equivalents

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
as of March 31, 2023 and December 31, 2022. The amounts held in the Trust Account are to be used in a potential business combination or to fund shareholder redemptions.
Investments held in the Trust Account
The Company’s portfolio of investments is comprised solely of a money market fund meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Offering Costs
Offering costs consist of legal, accounting and underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $8,983,426, of which $8,774,490 were charged to Class A Ordinary Shares subject to possible redemption upon the completion of the Initial Public Offering and $208,936 were expensed on the condensed statements of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 4,019,039 and 15,525,000 Class A Ordinary Shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
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
At March 31, 2023 and December 31, 2022, the Class A Ordinary Shares reflected in the condensed balance sheets are reconciled in the following table:

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

Class A ordinary shares subject to possible redemption
Gross proceeds	$155,250,000
Plus / (less) adjustments to carrying value:
Proceeds allocated to the Public Warrants	(3,326,894)
Class A Ordinary Shares issuance costs	(8,774,490)
Proceeds allocated to the Private Placement Warrants	13,142
Plus:
Accretion of carrying value to redemption value	12,088,242
Remeasurement of Class A ordinary shares subject to possible redemption	1,673,966
Balance - December 31, 2022	$156,923,966
Plus:
Accretion of carrying value to redemption value	1,793,405
Less:
Redemption of Class A ordinary shares subject to possible redemption	(117,534,629)
Balance - March 31, 2023	$41,182,742
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
For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was determined using recent over-the-counter trades from December 31, 2022 onwards and the closing price of the Public Warrants prior to December 31, 2022. The fair value of the Private Placement Warrants was estimated using a multiple of the value of the Public Warrants from December 31, 2022 onwards and a Monte Carlo simulation approach prior to December 31, 2022 (see Note 9).
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Redeemable Class A Ordinary Shares
Numerator:
Allocation of net income (loss)	$1,069,004	$2,878,888
Denominator:
Basic and diluted weighted average shares outstanding	12,201,056	15,525,000
Basic and diluted net income (loss) per share	$0.09	$0.19

Class B Ordinary Shares
Numerator:
Allocation of net income (loss)	$340,058	$719,722
Denominator:
Basic and diluted weighted average shares outstanding	3,881,250	3,881,250
Basic and diluted net income (loss) per share	$0.09	$0.19
For the three months ended March 31, 2023 and 2022, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.
Other Liabilities
The Company incurred expenses as part of the due diligence process on a potential business combination that did not occur. The target company agreed to reimburse the Company for the due diligence expenses. The reimbursement of $1,326,390 was received during the three months ended March 31, 2023 and will be used to pay the due diligence expenses once the Company is invoiced. The balance of the reimbursement is included in Other Liabilities in accompanying condensed balance sheets.

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which exceed the Federal Deposit Insurance Corporation insured limit of $250,000 throughout the period. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations and cash flows.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liability (see Note 9).
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
MARCH 31, 2023
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 3, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a sum of $10,000 per month for office space and secretarial and administrative services. For the three months ended March 31, 2023 and March 31, 2022, the Company incurred $30,000 and $30,000, respectively, in fees for these services. As of March 31, 2023 and December 31, 2022, $30,000 and $10,000, respectively, of these administrative service fees were included in current liabilities — accrued expenses in the accompanying condensed balance sheets.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.
Due to Related Parties
Amounts included in due to affiliates represent payables to entities affiliated with the Sponsor for expenses paid on the Company’s behalf. As of March 31, 2023 and December 31, 2022, due to affiliates was $299 and $33,917, respectively.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration and Shareholder Rights
Pursuant to a registration and shareholder rights agreement entered into on March 3, 2021, the holders of the Founder Shares, the Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. No such expenses have been incurred as of March 31, 2023.
Underwriting Agreement
The underwriters are entitled to a deferred underwriting fee of $0.35 per Unit, or $5,433,750 in the aggregate. The deferred underwriting fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares—The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each Class A Ordinary Share. As of March 31, 2023 and December 31, 2021, there were no Class A Ordinary Shares issued and outstanding, excluding 4,019,039 and 15,525,000 Class A Ordinary Shares subject to possible redemption, respectively.
Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class B Ordinary Shares are entitled to one vote for each Class B Ordinary Shares. As of March 31, 2023 and December 31, 2021, there were 3,881,250 Class B Ordinary Shares issued and outstanding.
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
NOTE 8. WARRANT LIABILITY
As of March 31, 2023 and December 31, 2022, there were 3,881,250 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such exercise unless a registration statement under the Securities Act with respect to the

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
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
MARCH 31, 2023
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
As of March 31, 2023 and December 31, 2022, there were 6,105,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)
As of December 31, 2022, assets held in the Trust Account were comprised of $157,023,966 in money market funds which are invested primarily in U.S. Treasury securities.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Investments held in the Trust Account	1	$—	$157,023,966
Liabilities:
Warrant liability—Public Warrants	2	$47,269	$24,959
Warrant liability—Private Placement Warrants	3	$88,106	$46,523
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Warrants were initially valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement for which there are uncertainties involved. If factors or assumptions change, the estimated fair values could be materially different. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the closing date of the Initial Public Offering was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. The Public Warrants have detached from the Units and the Public Warrants were moved from Level 3 to Level 1. The fair value of the Public Warrants was determined using recent over-the-counter trades from December 31, 2022 onwards and the closing price of the Public Warrants prior to December 31, 2022. The fair value of the Private Placement Warrants was estimated using a multiple of the value of the Public Warrants from December 31, 2022 onwards and a Monte Carlo simulation approach prior to December 31, 2022.

As of March 31, 2023 and December 31, 2022, the significant unobservable input used in the Company's valuation of the level 3 Private Placement Warrants was a multiple of 1.19x of the public warrant price based on historical valuations of the instruments.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2022	$46,523
Change in fair value	41,583
Fair value of Level 3 warrant liabilities as of March 31, 2023	$88,106

Private Placement Warrants
Fair value as of December 31, 2021	$6,389,052
Change in fair value	(2,531,978)
Fair value of Level 3 warrant liabilities as of March 31, 2022	$3,857,074

There were no transfers between levels for the three months ended March 31, 2023 and 2022.

ALTIMAR ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
Results of Operations
We have neither engaged in any operations nor generated any revenues through March 31, 2023. All activity for the period from January 11, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2023, we had net income of $1,409,062, which consists of interest income on investments held in the Trust Account of $1,701,875, and interest earned on cash account of $5,590 offset by operating costs of $326,040 and an increase in the fair value of warrant liability of $63,893. For the three months ended March 31, 2022, we had net income of $3,598,610, which consists of interest income on investments held in the Trust Account of $12,102 and a decrease in the fair value of warrant liability of $3,955,521 offset by operating costs of $369,013.
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
For the three months ended March 31, 2023, cash provided by operating activities was $1,203,076. Net loss of $1,409,062 was affected by an increase in the fair value of warrant liability of $63,893 and interest earned on investments and cash held in the Trust Account of $1,701,875. Changes in operating assets and liabilities provided $1,431,996 of cash for operating activities.
For the three months ended March 31, 2022, cash used in operating activities was $76,526. Net income of $3,598,610 was affected by a decrease in the fair value of warrant liability of $3,955,521 and interest earned on investments held in the Trust Account of $12,102. Changes in operating assets and liabilities used $292,487 of cash for operating activities.
As of March 31, 2023, we had cash held in the Trust Account of $41,282,742 (including $91,530 of interest income). As of December 31, 2022, we had investments held in the Trust Account of $157,023,966 (including $1,765,942 of interest income) consisting of money market funds, which are invested primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2023 and December 31, 2022, we had cash of $1,690,357 and $578,811 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.
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
Off-Balance Sheet Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023 or December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.

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
Critical Accounting Estimates
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
For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was determined using the closing price of the Public Warrants, and the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation approach. The fair value of the Public Warrants was determined using recent over-the-counter trades from December 31, 2022 onwards and the closing price of the Public Warrants prior to December 31, 2022. The fair value of the Private Placement Warrants was estimated using a multiple of the value of the Public Warrants from December 31, 2022 onwards and a Monte Carlo simulation approach prior to December 31, 2022.
Class A Ordinary Shares Subject to Possible Redemption
We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities and use of proceeds during the period from January 11, 2021 (inception) though March 31, 2021 are set forth in the March 2021 Quarterly Report. There were no unregistered sales of equity securities during the period from April 1, 2021 through March 31, 2023.
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

ALTIMAR ACQUISITION CORP. III

Date: May 11, 2023	By:	/s/ Tom Wasserman
Name: Tom Wasserman
Title: Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: May 11, 2023	By:	/s/ Wendy Lai
Name: Wendy Lai
Title: Chief Financial Officer (Principal Financial Officer)